Form 10-K405
period 1999-12-31
MERRILL LYNCH DEP INC PUBLIC STEERS TRUST CERT SER 1998 F-Z4
filed 2000-02-25
CIK 1062050

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                           --------------------------

                                    FORM 10-K

                Annual Report Pursuant to Section 13 or 15(d) of
                       The Securities Exchange Act of 1934
                            -------------------------

         For the fiscal year ended:                      Commission file number:
               DECEMBER 31, 1999                               333-29015

                          MERRILL LYNCH DEPOSITOR, INC.
             (ON BEHALF OF PUBLIC STEERS(R) SERIES 1998 F-Z4 TRUST) (Exact name of registrant as specified in its charter)

       DELAWARE                                          13-3891329
   (State or other                                   (I. R. S. Employer
   jurisdiction  of                                  Identification No.)
    incorporation)

WORLD FINANCIAL CENTER,                                     10281
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

                             Yes [x]                 No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendment to this form 10-K. [x]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within 60 days prior to the date of filing. (See definition of affiliate in Rule 405, 17 CFR 230.405.)

                                    NOT APPLICABLE

Indicate the number of shares outstanding for each of the registrant's class of common stock, as of the latest practicable date.

                                    NOT APPLICABLE

                           Documents Incorporated by Reference

                                            NONE

PART I.

ITEM 1.  BUSINESS.

                  None.

ITEM 2.  PROPERTIES.

                  None.

ITEM 3.  LEGAL PROCEEDINGS.

                  None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

                  None.

PART II.

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

                  The Trust Certificates issued by Public STEERS(R) Series 1998 F-Z4 Trust are represented by one or more physical certificates registered in the name of Cede & Co., the nominee of the Depository Trust Company.

                  To the best knowledge of registrant, there is no established public trading market for the Trust Certificates.

ITEM 6.  SELECTED FINANCIAL DATA.

                  Not Applicable.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

                  Not Applicable.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS.

                  None.

PART IV.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS OF FORM 8K.

         REPORTS TO TRUST CERTIFICATEHOLDERS FILED ON FORM 8K:

         Trustee's report in respect of the May 15, 1999 distribution to holders of the Public STEERS(R) Series 1998 TRV-C1 Trust Class A

                  Certificates herein by reference as exhibits to Registrant's Current Report on Form 8K filed with the Securities and Exchange Commission on May 27, 1999

                  Trustee's report in respect of the November 15, 1999 distribution to holders of the Public STEERS(R) Series 1998 TRV-C1 Trust Class A Certificates herein by reference as exhibits to Registrant's Current Report on Form 8K filed with the Securities and Exchange Commission on December 6, 1999





                                   SIGNATURES

                  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.


                                            MERRILL LYNCH DEPOSITOR, INC.

         Date:    02/22/00                  By:      /s/ Barry Finkelstein
                                                     Name:    Barry Finkelstein
                                                     Title:   President