Form 10-K405
period 2000-12-31
MERRILL LYNCH DEP INC PUBLIC STEERS TRUST CERT SER 1998 F-Z4
filed 2001-02-08
CIK 1062050

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                Annual Report Pursuant to Section 13 or 15(d) of
                       The Securities Exchange Act of 1934

         For the fiscal year ended:                      Commission file number:
               DECEMBER 31, 2000                                333-29015

                          MERRILL LYNCH DEPOSITOR, INC.
             (ON BEHALF OF PUBLIC STEERS(R) SERIES 1998 F-Z4 TRUST) (Exact name of registrant as specified in its charter)

                       DELAWARE                            13-3891329
                   (State or other                        (I.R.S. Employer
                   jurisdiction  of                      Identification No.)
                    incorporation)

                WORLD FINANCIAL CENTER,                         10281
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

         None.

PART IV.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS OF FORM 8K.

         REPORTS TO TRUST CERTIFICATEHOLDERS FILED ON FORM 8K:

         Trustee's report in respect of the May 15, 2000 distribution to holders of the Public STEERS(R) Series 1998 TRV-C1 Trust Class A

         Certificates herein by reference as exhibits to Registrant's Current Report on Form 8K filed with the Securities and Exchange Commission on June 15, 2000

         Trustee's report in respect of the November 15, 2000 distribution to holders of the Public STEERS(R) Series 1998 TRV-C1 Trust Class A Certificates herein by reference as exhibits to Registrant's Current Report on Form 8K filed with the Securities and Exchange Commission on December 13, 2000





                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.


                                            MERRILL LYNCH DEPOSITOR, INC.

         Date:    02/07/01                  By: /s/ Barry Finkelstein
                                            Name:   Barry Finkelstein
                                            Title:  President